Form 10-K
period 2015-03-31
Honda Auto Receivables 2013-4 Owner Trust
filed 2015-06-17
CIK 1589644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Item 1117 of Regulation AB.   Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), Citibank, National Association (the “Owner Trustee”), Citicorp Trust Delaware, National Association (the “Delaware Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

U.S. Bank National Association (the “Indenture Trustee”) has provided the additional information contained in the following paragraphs for purposes of compliance with Regulation AB.

“In June 2014 a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs are investment funds formed by nine investment advisors that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions.

There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.”

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated October 30, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.3 – Administration Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and U.S. Bank National Association, as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.4 – Control Agreement, to be dated October 30, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, and U.S. Bank National Association, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2013-4 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda

Date: June17, 2015		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated October 30, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.3 – Administration Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and U.S. Bank National Association, as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.4 – Control Agreement, to be dated October 30, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, and U.S. Bank National Association, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

- 8 -