Form 10-K
period 2016-03-31
Honda Auto Receivables 2013-4 Owner Trust
filed 2016-06-15
CIK 1589644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

 333-183223-05
(Commission File Number of issuing entity)

Honda Auto Receivables 2013-4 Owner Trust

(Exact name of issuing entity specified in its charter)
Central Index Key Number of issuing entity: 0001589644

333-183223
(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)
Central Index Key Number of depositor: 0000890975

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)
Central Index Key Number of sponsor: 0000864270

Delaware	90-6256884
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

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

“Since 2014, various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock

Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.”

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)	Item 6, Selected Financial Data
(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

(a)	Item 10, Directors, Executive Officers and Corporate Governance
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

Item 1122 of Regulation AB.    Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

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

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated October 30, 2013, between Honda Auto Receivables 2013-4 Owner Trust and U.S. Bank National Association, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated October 30, 2013, among American Honda Receivables LLC, Citibank, National Association, as owner trustee, and Citicorp Trust Delaware, National Association, as Delaware trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

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

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of U.S. Bank National Association.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated October 30, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.3 – Administration Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and U.S. Bank National Association, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.4 – Control Agreement, to be dated October 30, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, and U.S. Bank National Association, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2013-4 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 15, 2016		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 3.1 – Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2 – Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1 – Indenture, dated October 30, 2013, between Honda Auto Receivables 2013-4 Owner Trust and U.S. Bank National Association, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 4.2 – Amended and Restated Trust Agreement, dated October 30, 2013, among American Honda Receivables LLC, Citibank, National Association, as owner trustee, and Citicorp Trust Delaware, National Association, as Delaware trustee, incorporated by reference to Exhibit 4.2 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

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

Exhibit 34.2 – Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst & Young LLP, on behalf of U.S. Bank National Association.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated by reference to Exhibit 99.1 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, to be dated October 30, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 99.2 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.3 – Administration Agreement, to be dated October 30, 2013, among Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and U.S. Bank National Association, as indenture trustee, incorporated by reference to Exhibit 99.3 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

Exhibit 99.4 – Control Agreement, to be dated October 30, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-4 Owner Trust, American Honda Finance Corporation, and U.S. Bank National Association, as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated by reference to Exhibit 99.4 on Form 8-K dated October 30, 2013, and filed by the registrant on October 30, 2013.

- 8 -